Form 10-Q
period 2026-03-31
White Pearl Acquisition Corp.
filed 2026-05-11
CIK 2081536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43092

WHITE PEARL ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Fifth Avenue

Suite #1835

New York, NY

(Address of principal executive offices)

+1 702 287 9776

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, with no par value, and one right to receive one-fifth of one Class A ordinary share	WPAC U	The New York Stock Exchange
Class A ordinary shares, no par value	WPAC	The New York Stock Exchange
Rights	WPAC RT	The New York Stock Exchange

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 11, 2026, 11,833,125 Class A ordinary shares and 3,833,333 Class B ordinary share were issued and outstanding.

WHITE PEARL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section and the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 30, 2026 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

WHITE PEARL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,974,500	$—
Prepaid expenses and other current assets	126,558	—
Total Current Assets	2,101,058	—

Non-current assets
Deferred offering costs	—	106,812
Investments held in Trust Account	115,627,232	—
Total Non-Current Assets	115,627,232	106,812

TOTAL ASSETS	$117,728,290	$106,812

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Other payable	$446	$397
Accrued administrative services fee – related party	20,000	—
Promissory note – related party	170,551	139,726
Total Current Liabilities	190,997	140,123

Total Liabilities	190,997	140,123

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 11,500,000 shares issued and outstanding subject to possible redemption as of March 31, 2026	115,627,232	—

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 333,125 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of March 31, 2026; none issued and outstanding as of December 31, 2025	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025(1)	—	—
Additional paid-in capital	1,420,411	25,000
Retained earnings (Accumulated deficit)	489,650	(58,311)
Total Shareholders’ Equity (Deficit)	1,910,061	(33,311)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$117,728,290	$106,812

(1)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Three Months Ended March 31,
2026
General and administrative expenses	$63,815
Administrative services fee – related party	20,000
Loss from operations	(83,815)

Other income:
Interest income – Trust	627,232
Interest income – Bank	4,544
Total other income	631,776

Net income	$547,961

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	7,155,556
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.08

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares(1)	4,040,611
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.01)

(1)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2025	—	$—	3,833,333	$—	$25,000	$(58,311)	$(33,311)

Issuance of Public Rights, net of issuance cost	—	—	—	—	3,421,660	—	3,421,660

Allocated value of transaction costs to redeemable shares	—	—	—	—	(28,340)	—	(28,340)

Private Placement Proceeds	290,000	—	—	—	2,900,000	—	2,900,000

Issuance of Representative Shares	43,125	—	—	—	67,312	—	67,312

Accretion of carrying value to redemption value	—	—	—	—	(4,337,989)	—	(4,337,989)

Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(627,232)	—	(627,232)

Net Income	—	—	—	—	—	547,961	547,961

Balance – March 31, 2026	333,125	$—	3,833,333	$—	$1,420,411	$489,650	$1,910,061

(1)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Three Months Ended March 31,
2026
Cash Flows from Operating Activities:
Net income	$547,961
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(627,232)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(126,558)
Other payable	49
Accrued administrative services fee – related party	20,000
Net cash used in operating activities	(185,780)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	115,000,000
Payment of underwriting commissions	(431,250)
Proceeds from sale of Private Placement Units	2,900,000
Payment of offering costs	(339,295)
Proceeds from promissory note - related party	30,825
Net cash provided by financing activities	117,160,280

Net Change in Cash	1,974,500
Cash – Beginning of period	—
Cash – End of period	$1,974,500

Non-Cash investing and financing activities:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$4,337,989
Fair value of Representative Shares included in deferred offering costs	67,312

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

White Pearl Acquisition Corp. (the “Company”) is a blank check company incorporated as a British Virgin Islands business company on June 27, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of March 31, 2026, the Company had not commenced any operations. All activities for the period from June 27, 2025 (inception) through March 31, 2026 relates to the Company’s formation, IPO, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of the Company’s initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is White Pearl Group Limited, a British Virgin Islands business company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 30, 2026. On February 3, 2026, the Company consummated its IPO of 10,000,000 units (“Units”). On February 3, 2026, D. Boral Capital LLC (the “Representative”), the representative of the underwriters of the IPO, exercised its over-allotment option in full and purchased 1,500,000 additional Units. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $115,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 290,000 units (the “Private Placement Units”) to the Sponsor, at a price of approximately $10.00 per Private Placement Unit, generating total proceeds of $2,900,000, which is described in Note 4.

Transaction costs amounted to $944,669 consisting of $431,250 of underwriting commissions which was paid in cash at the closing date of the IPO, $67,312 of the Representative Shares (as defined below), and $446,107 of other offering costs. At the IPO date, cash of $2,156,745 was held outside of the Trust Account (as defined below) and is available for the payment of the promissory note (see Note 5), payment of accrued expenses and for working capital purposes.

In conjunction with the IPO, the Company issued to the Representative 43,125 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $67,312.

Following the closing of the IPO on February 3, 2026, an amount of $115,000,000 ($10.00 per Unit) from the proceeds of the sale of the Units in the IPO was placed in a trust account (the “Trust Account”). The funds placed in the Trust Account can be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the completion window (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the completion window (defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes). There is no assurance that the Company will be able to complete a business combination successfully. The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (defined below) (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein.

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares subject to possible redemption classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.

The Company initially has only (i) 18 months from the closing of the IPO or such earlier date as the Company’s liquidation may commence, in which the Company must complete an initial business combination or (ii) such other time period in which the Company must complete an initial business combination pursuant to an amendment to the Company’s amended and restated memorandum and articles of association (the “completion window”) to complete the initial Business Combination. There is no assurance that the Business Combination will be completed before August 3, 2027, or at all.

If the Company has not completed the initial Business Combination within the completion window, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The Representative, the Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Representative’s Shares (as defined in Note 6) and public shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the completion window (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the completion window). If the Company submits the initial Business Combination to the public shareholders for a vote, the Representative (and its designees), the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares, Private Placement Shares and Representative’s Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets; in each case less taxes payable and up to $100,000 of interest that may be release to the Company to pay liquidation and dissolution expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Going Concern Consideration

As of March 31, 2026, the Company had cash of $1,974,500 and a working capital of $1,910,061. Prior to the IPO, the Sponsor agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO (the “Note”). The Note is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. As of March 31, 2026 and December 31, 2025, the Company had borrowed $170,551 and $139,726 under the Note, which is due as demanded. Up to the date of these unaudited condensed financial statements, the Sponsor has not demanded repayment.

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt prior to or in connection with such Business Combination.

The Company initially has until August 3, 2027 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the completion window, and there is no assurance that the Company’s plans to consummate a business combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing conflicts and/or other future global conflicts, including but not limited to the Russia/Belarus/Ukraine and the Hamas/Iran/Lebanon/Israel conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. They do not include all the information and notes required by GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the period from June 27, 2026 (inception) to December 31, 2025 included in the Company’s Form S-1 filing. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,974,500 and $0 of cash as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in the interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in Trust Account is determined using available market information.

During the three months ended March 31, 2026, net proceeds of $115,000,000 from the sale of Units in the IPO were deposited into the Trust Account and interest earned from the Trust Account amounted to $627,232. As of March 31, 2026 and December 31, 2025, investments held in Trust Account were $115,627,232 and nil, respectively.

Offering Costs Associated with Initial Public Offering

Offering costs were $944,669 consisting principally of underwriting, legal and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among Public Shares, Public Rights and Private Placement Units based on the relative fair values of Public Shares, Public Rights and Private Placement Units.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares subject to possible redemption classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value immediately.

Accordingly, as of March 31, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity (deficit) in the Company’s balance sheets.

As of March 31, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Subtract:
Proceeds allocated to Public Share Rights	(3,421,660)
Public shares issuance costs	(916,329)
Add:
Accretion of carrying value to redemption value	4,337,989
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	627,232
Class A ordinary shares subject to possible redemption – March 31, 2026	$115,627,232

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and sale of Private Placement Units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026, the Company has not experienced losses on these accounts.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of net income per redeemable share and net loss per non-redeemable share following the two-class method of net income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed net income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed net income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed net income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

For three months ended March 31
2026
Net income	$547,961
Subsequent measurement for ordinary shares subject to redemption (interest earned in Trust Account)	(627,232)
Net loss including accretion of ordinary shares to redemption value	$(79,271)

	For the three months ended March 31, 2026
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(50,663)	$(28,608)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	627,232	—
Allocation of net income (loss)	576,569	(28,608)

Denominator:
Basic and diluted weighted average shares outstanding	7,155,556	4,040,611
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.01)

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides guidance on the measurement of credit losses for accounts receivable and contract assets. The standard aims to improve the accuracy of credit loss estimates by requiring entities to consider historical loss experience, current conditions, and reasonable and supportable forecasts. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2025-05 on its financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for the public companies. Early adoption is permitted. The Company early adopted ASU 2023-09 on June 27, 2025 and there was no significant impact.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on June 27, 2025.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On February 3, 2026, the Company consummated its Initial Public Offering and sold 11,500,000 Units at a price of $10.00 per Unit, including the full exercise of the over-allotment option granted to the Representative of 1,500,000 Units. Each Unit consists of one Class A ordinary share with no par value and one right (the “Public Right”). Each Public Right entitles the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the rights, as disclosed in Note 7.

The Company paid an underwriting fee of $431,250 in cash at the closing of the IPO.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 290,000 private placement units at a price of $10.00 per unit for an aggregate purchase price of $2,900,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination within the allotted 18-month period.

The private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until the completion of the Company’s initial Business Combination, except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On June 27, 2025, the Company issued to the Sponsor 1,437,500 shares of Class B ordinary shares with no par value (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.017 per share. On November 25, 2025, the Sponsor paid $25,000, or approximately $0.015 per share, in exchange for 1,916,667 founder shares, and subsequently 1,437,500 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On January 14, 2026, the Sponsor paid $25,000, or approximately $0.0065 per share, in exchange for 3,833,333 founder shares (of which an aggregate of up to 500,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Representative), and subsequently 1,916,667 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day after the initial Business Combination, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO (the “Note”). The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO. As of March 31, 2026 and December 31, 2025, the Company had borrowed $170,551 and $139,726, respectively, under the Note, which is due as demanded. As of the date of these unaudited condensed financial statements, the Sponsor has not demanded repayment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on January 30, 2026, the date when the Company’s securities were first listed on NYSE, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. As of March 31, 2026, the balance due to the Sponsor or an affiliate for general and administrative services amounted to $20,000.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the Representative, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) is entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the above, the shares issued to the Representative will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company has granted the Representative a 45-day option from the date of the registration statement to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The Representative fully excised its over-allotment option on February 3, 2026.

The Representative was paid a cash underwriting discount of $0.0375 per unit of the gross proceeds of the IPO, or $431,250 including the full exercise of its over-allotment option, upon the closing of IPO on February 3, 2026.

Representative’s Shares

The Company also issued 43,125 Class A ordinary shares (including full exercise of the over-allotment option) to the Representative upon the consummation of the IPO. These shares are being registered in the registration statement of which the IPO forms a part. The Representative has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, the Representative has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates.

Note 7 — Shareholder’s Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of March 31, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of March 31, 2026 and December 31, 2025, there were 333,125 and no Class A ordinary shares issued or outstanding, respectively, excluding 11,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On June 27, 2025, the Company issued 1,437,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.017 per share. On November 25, 2025, our sponsor paid $25,000, or approximately $0.015 per share, in exchange for 1,916,667 founder shares, and subsequently 1,437,500 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On January 14, 2026, our sponsor paid $25,000, or approximately $0.0065 per share, in exchange for 3,833,333 founder shares (of which an aggregate of up to 500,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Representative), and subsequently 1,916,667 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On February 3, 2026, the Representative exercised its over-allotment option in full, hence, all 500,000 Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued or outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right, share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the Company’s amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of all ordinary shares issued and outstanding upon completion of the IPO, including pursuant to the Over-Allotment Option, plus all Class A ordinary shares issued or deemed issued, or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued in connection with or in relation to the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company.

Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the public shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of the ordinary shares who are eligible to vote and attend and vote in a general meeting of the shareholders. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote.

Rights — As of March 31, 2026, there were 11,790,000 rights outstanding, 11,500,000 of which are publicly traded. As of December 31, 2025, there were no right outstanding. Each holder of a right will receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/5 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

As soon as practicable upon the consummation of the initial Business Combination, the Company will direct registered holders of the rights to return their rights to the rights agent. Upon receipt of the rights, the rights agent will issue to the registered holder of such rights the number of full Class A ordinary shares to which it is entitled. The Company will notify registered holders of the rights to deliver their rights to the rights agent promptly upon consummation of such Business Combination and have been informed by the rights agent that the process of exchanging their rights for Class A ordinary shares should take no more than a matter of days. The foregoing exchange of rights is solely ministerial in nature and is not intended to provide the Company with any means of avoiding the Company’s obligation to issue the shares underlying the rights upon consummation of the initial Business Combination. Other than confirming that the rights delivered by a registered holder are valid, the Company will have no ability to avoid delivery of the shares underlying the rights. Nevertheless, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination.

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Island’s law. As a result, holders must hold rights in multiples of 5 in order to receive shares for all of the investors’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker has been identified as the Chief Executive Officer, Chief Financial Officer and Chairman (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The Company’s CODM does not review assets by segment in the evaluation and therefore assets by segment are not disclosed below.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income.

For the three months ended March 31, 2026
General and administrative expenses	$63,815
Administrative services fee – related party	20,000
Loss from operations	(83,815)

Other income:
Interest income – Trust	627,232
Interest income – Bank	4,544
Total other income	631,776

Net income	$547,961

The key measures of segment profit or loss reviewed by the CODM is net income. Net income is directly affected by general and administrative expenses, administrative services fee and interest income on Trust Account and bank account. The CODM reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses include legal expenses, auditing expenses, and regulatory filing fees, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis. Net income is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the IPO and eventually a Business Combination within the business combination period. The CODM also reviews net income to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

Note 9 — Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following tables present information about the Company’s assets that are measured at fair value on March 31, 2026, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$115,627,232	$115,627,232	—	—

NOTE 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “our”, “we,” “us” or the “Company” refer to White Pearl Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to White Pearl Group Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed in the British Virgin Islands on June 27, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). Our efforts to identify and complete a prospective initial Business Combination target will not be limited to a particular industry or sector.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On February 3, 2026, we consummated our Initial Public Offering and sold 11,500,000 Units, including 1,500,000 Units purchased by D. Boral Capital LLC (the “Representative”), the representative of the underwriters of the IPO, pursuant to the full exercise of the Representative’s option to purchase additional units to cover the over-allotment. Each Unit consists of one Class A ordinary share and one Right to receive one-fifth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $115,000,000 (the “IPO”).

Simultaneously with the closing of IPO and the sale of the Units, we consummated the Private Placement of an aggregate 290,000 Private Placement Units, which included the additional 5,625 Private Placement Units sold pursuant to the full exercise of the Representative’s option to cover the over-allotment (the “Private Placement”).

Upon closing of the IPO and the Private Placement, a total of $115,000,000 was placed in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from June 27, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest.

The Company generates non-operating income in the form of interest income on cash and cash equivalents, and other investments from the proceeds derived from the IPO. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had net income of $547,961, which consists of interest income from investments held in Trust Account of $627,232 and interest income from bank of $4,544, partially offset by operation loss of $83,815 derived from operating costs.

Liquidity and Capital Resources

Our liquidity needs prior to completion of the IPO have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. Post the completion of the IPO, our working capital needs have been satisfied by proceeds of approximately $115 million from the IPO that were not required to be deposited into the Trust Account. As of March 31, 2026 and December 31, 2025, we had borrowed $170,551 and $139,726 under the promissory note with our sponsor. As of 31 March 31, 2026, the Sponsor has not demanded repayment.

On February 3, 2026, the Company consummated its IPO of 11,500,000 Units, which includes the full exercise of the Representative’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $115,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 290,000 Private Placement Units to the Sponsor, at a price of approximately $10.00 per Private Placement Unit, generating total proceeds of $2,900,000. The Private Placement Units are identical to the public Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Unit Subscription Agreement) until after the completion of the Company’s initial Business Combination. Such initial purchasers were granted certain registration rights which is governed by a registration rights agreement in connection with the purchase of the Private Placement Units. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Following the closing of the IPO on February 3, 2026, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account.

For the three months ended March 31, 2026, net cash used in operating activities was $185,780. Net income of $547,961 was impacted by interest earned on investments held in the Trust Account of $627,232. Changes in operating assets and liabilities used $106,509 of cash for operating activities.

For the three months ended March 31, 2026, net cash used in investing activities was $115,000,000 relating to investments of cash from the proceeds of the IPO.

For the three months ended March 31, 2026, net cash provided by financing activities was $117,160,280, which consisted of $115,000,000 from the proceeds of the IPO and $2,900,000 in proceeds from the sales of Private Placement Units, partially offset by $431,250 paid for underwriting commissions and $339,295 paid for offering costs $30,825 proceeds from promissory note- related party.

As of March 31, 2026, we had marketable securities held in the Trust Account of $115,627,232 (including approximately $627,232 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,974,500. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. As of March 31, 2026, there was no Working Capital Loans outstanding.

We have incurred and expect to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

The Company initially has until August 3, 2027 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the completion window, and there is no assurance that the Company’s plans to consummate a business combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty, should the Company be required to liquidate after August 3, 2027 (assuming no extensions). The management’s plan in addressing this uncertainty is through the Working Capital Loans.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the Representative, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the Representative may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the registration statement for the IPO and may not exercise its demand rights on more than one occasion. Notwithstanding the above, the shares issued to the Representative will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement entered into on January 30, 2026, we have agreed and have issued to the Representative 43,125 Class A ordinary shares (inclusive of the portion subject to exercise of the Representative’s over-allotment option in full) (the “Representative Shares”) at the closing of the IPO. The Representative has agreed not to transfer, assign or sell any such Representative Shares until the completion of the initial Business Combination. In addition, the Representative has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the completion window (although it will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete the initial Business Combination within the completion window).

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days from the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates.

The Representative was paid $431,250 for the Representative’s discount, upon the closing of the IPO.

Critical Accounting Estimates

We prepare our unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting estimates.

Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares subject to possible redemption classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value immediately.

Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity (deficit) in the Company’s balance sheets.

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides guidance on the measurement of credit losses for accounts receivable and contract assets. The standard aims to improve the accuracy of credit loss estimates by requiring entities to consider historical loss experience, current conditions, and reasonable and supportable forecasts. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2025-05 on its financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for the public companies. Early adoption is permitted. The Company early adopted ASU 2023-09 on June 27, 2025 and there was no significant impact.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on June 27, 2025.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company.” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

As smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2026, the Company consummated its IPO of 11,500,000 Units, which includes the full exercise of the Representative’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $115,000,000. D. Boral Capital LLC acted as sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-290905). The Securities and Exchange Commission declared the registration statements effective on January 30, 2026.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 290,000 Private Placement Units to White Pearl Group Limited, the Sponsor, at a price of approximately $10.00 per Private Placement Unit, generating total proceeds of $2,900,000. The Private Placement Units are identical to the units sold in the IPO except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares, private placement units or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination within the allotted 18-month period.

The private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until the completion of the Company’s initial Business Combination, except to permitted transferees.

We paid a total of $944,669 consisting of $431,250 of underwriting commissions which was paid in cash at the closing date of the IPO, $67,312 of the Representative Shares (as defined in Note 6), and $513,419 of other offering costs during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 30, 2026, by and between the Company and D. Boral Capital LLC (1)
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Rights Agreement, dated January 30, 2026, by and between Continental Stock Transfer & Trust Company and the Company (1)
10.1	Letter Agreement, dated January 30, 2026, by and between the Company’s officers, directors, D. Boral Capital LLC and White Pearl Group Limited (1)
10.2	Investment Management Trust Agreement, dated January 30, 2026, by and between Continental Stock Transfer & Trust Company and the Company (1)
10.3	Registration Rights Agreement, dated January 30, 2026, by and among the Company and certain securityholders of the Company (1)
10.4	Unit Subscription Agreement, dated January 30, 2026, by and between the Company and White Pearl Group Limited (1)
10.5	Indemnity Agreement, dated January 30, 2026, by and between the Company’s sponsor, officers and directors and the Company (1)
10.6*	Administrative Services Agreement, dated January 30, 2026, by and between the Company and White Pearl Group Limited.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 4, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE PEARL ACQUISITION CORP.

Date: May 11, 2026	By:	/s/ Naphat Sirimongkolkasem
	Name:	Naphat Sirimongkolkasem
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)