Form 10-Q
period 2026-06-30
White Pearl Acquisition Corp.
filed 2026-08-12
CIK 2081536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, 11,833,125 Class A ordinary shares and 3,833,333 Class B ordinary shares were issued and outstanding.

WHITE PEARL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 and December 31, 2025	1
Unaudited Condensed Statements of Operations For The Three and Six Months Ended June 30, 2026 and For The Period From June 27, 2025 (Inception) Through June 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) For The Three and Six Months Ended June 30, 2026 and For The Period From June 27, 2025 (Inception) Through June 30, 2025	3
Unaudited Condensed Statements of Cash Flows For The Six Months Ended June 30, 2026 and For The Period From June 27, 2025 (Inception) Through June 30, 2025	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

WHITE PEARL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,593,986	$—
Prepaid expenses and other current assets	307,539	—
Total Current Assets	1,901,525	—

Non-current assets
Deferred offering costs	—	106,812
Investments held in Trust Account	116,650,698	—
Total Non-Current Assets	116,650,698	106,812

TOTAL ASSETS	$118,552,223	$106,812

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Other payable	$47,007	$397
Accrued administrative services fee – related party	50,000	—
Promissory note – related party	170,551	139,726
Total Current Liabilities	267,558	140,123

Total Liabilities	267,558	140,123

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 11,500,000 shares issued and outstanding subject to possible redemption as of June 30, 2026	116,650,698	—

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 333,125 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of June 30, 2026; none issued and outstanding as of December 31, 2025	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	—	—
Additional paid-in capital	396,945	25,000
Retained earnings (Accumulated deficit)	1,237,022	(58,311)
Total Shareholders’ Equity (Deficit)	1,633,967	(33,311)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$118,552,223	$106,812

(1)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

AND FOR THE PERIOD FROM JUNE 27, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Three Months Ended June 30,	Period From June 27, 2025 (Inception) Through June 30,	Six Months Ended June 30
	2026	2025	2026
General and administrative expenses	$261,766	$3,601	$325,581
Administrative services fee – related party	30,000	-	50,000
Loss from operations	(291,766)	(3,601)	(375,581)

Other income:
Interest income – Trust	1,023,466	-	1,650,698
Interest income – Bank	15,672	-	20,216
Total other income	1,039,138	-	1,670,914

Net income (loss)	$747,372	$(3,601)	$1,295,333

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	11,500,000	-	9,339,779
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.07	$-	$0.15

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares(1)	4,166,458	1,250,000	4,103,882
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.02)	$(0.00)	$(0.03)

(1)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

AND FOR THE PERIOD FROM JUNE 27, 2025 (INCEPTION) THROUGH JUNE 30, 2025

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2025	—	$—	3,833,333	$—	$25,000	$(58,311)	$(33,311)

Issuance of Public Rights, net of issuance cost	—	—	—	—	3,421,660	—	3,421,660

Allocated value of transaction costs to redeemable shares	—	—	—	—	(28,340)	—	(28,340)

Private Placement Proceeds	290,000	—	—	—	2,900,000	—	2,900,000

Issuance of Representative Shares	43,125	—	—	—	67,312	—	67,312

Accretion of carrying value to redemption value	—	—	—	—	(4,337,989)	—	(4,337,989)

Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(627,232)	—	(627,232)

Net income	—	—	—	—	—	547,961	547,961

Balance – March 31, 2026	333,125	$—	3,833,333	$—	$1,420,411	$489,650	$1,910,061

Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(1,023,466)	—	(1,023,466)

Net income	—	—	—	—	—	747,372	747,372

Balance – June 30, 2026	333,125	$—	3,833,333	$—	$396,945	$1,237,022	$1,633,967

(1)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

FOR THE PERIOD FROM JUNE 27, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class B Ordinary Shares(1)(2)		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — June 27, 2025 (inception)	—	$—	$—	$—	$—

Founder shares issued to the sponsor	3,833,333	—	25,000	—	25,000

Net loss	—	—	—	(3,601)	(3,601)

Balance – June 30, 2025	3,833,333	$—	$25,000	$(3,601)	$21,399

(1)	Class B ordinary shares have been retroactively restated to reflect the initial founder share repurchase from the Sponsor. On June 27, 2025, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On November 25, 2025, the Company issued 1,916,667 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,916,667 Class B ordinary shares outstanding after the repurchase. On January 14, 2026, the Company issued 3,833,333 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,916,667 initial shares from the Sponsor for $25,000, resulting in 3,833,333 Class B ordinary shares outstanding after the repurchase.

(2)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

AND FOR THE PERIOD FROM JUNE 27, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Six Months Ended June 30,	Period From June 27, 2025 (Inception) Through June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,295,333	$(3,601)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,650,698)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(307,539)	—
Other payable	46,610	3,601
Accrued administrative services fee – related party	50,000	—
Net cash used in operating activities	(566,294)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	115,000,000	—
Payment of underwriting commissions	(431,250)	—
Proceeds from sale of Private Placement Units	2,900,000	—
Payment of offering costs	(339,295)	—
Proceeds from promissory note - related party	30,825	—
Net cash provided by financing activities	117,160,280	—

Net Change in Cash	1,593,986	—
Cash – Beginning of period	—	—
Cash – End of period	$1,593,986	$—

Non-Cash investing and financing activities:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$4,337,989	$—
Fair value of Representative Shares included in deferred offering costs	$67,312	—

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

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from June 27, 2025 (inception) through June 30, 2026 relate to the Company’s formation, IPO and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of the Company’s initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is White Pearl Group Limited, a British Virgin Islands business company (the “Sponsor”).

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

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 290,000 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,900,000, which is described in Note 4.

Transaction costs amounted to $944,669 consisting of $431,250 of underwriting commissions which were paid in cash at the closing date of the IPO, $67,312 of the Representative Shares (as defined below), and $446,107 of other offering costs. At the IPO date, cash of $2,156,745 was held outside of the Trust Account (as defined below) and is available for the payment of the promissory note (see Note 5), payment of accrued expenses and for working capital purposes.

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

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares subject to possible redemption classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.

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

Going Concern Consideration

As of June 30, 2026, the Company had cash of $1,593,986 and a working capital of $1,633,967. Prior to the IPO, the Sponsor agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO (the “Note”). The Note is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. As of June 30, 2026 and December 31, 2025, the Company had borrowed $170,551 and $139,726 under the Note, which is due as demanded. Up to the date of these unaudited condensed financial statements, the Sponsor has not demanded repayment.

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

The Company initially has until August 3, 2027 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the completion window, and there is no assurance that the Company’s plans to consummate a business combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. They do not include all the information and notes required by GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the period from June 27, 2025 (inception) to December 31, 2025 included in the Company’s Form S-1 filing. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,593,986 and $0 of cash as of June 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

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

During the six months ended June 30, 2026, net proceeds of $115,000,000 from the sale of Units in the IPO were deposited into the Trust Account and interest earned from the Trust Account amounted to $1,650,698. As of June 30, 2026 and December 31, 2025, investments held in Trust Account were $116,650,698 and nil, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares subject to possible redemption classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value immediately.

Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity (deficit) in the Company’s balance sheets.

As of June 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Subtract:
Proceeds allocated to Public Share Rights	(3,421,660)
Public shares issuance costs	(916,329)
Add:
Accretion of carrying value to redemption value	4,337,989
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	627,232
Class A ordinary shares subject to possible redemption – March 31, 2026	$115,627,232
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	1,023,466
Class A ordinary shares subject to possible redemption – June 30, 2026	$116,650,698

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2026, the Company has not experienced losses on these accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the three months ended June 30,	For the period from June 27, 2025 (inception) through June 30,	For the six months ended June 30,
	2026	2025	2026
Net income (loss)	$747,372	$(3,601)	$1,295,333
Subsequent measurement for ordinary shares subject to redemption (interest earned in Trust Account)	(1,023,466)	-	(1,650,698)
Net loss including accretion of ordinary shares to redemption value	$(276,094)	$(3,601)	$(355,365)

	For the three months ended June 30, 2026		For the period from June 27, 2025 (inception) through June 30, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(202,668)	$(73,426)	$—	$(3,601)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	1,023,466	—	—	—
Allocation of net income (loss)	820,798	(73,426)	—	(3,601)

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	4,166,458	—	1,250,000
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.02)	$—	$(0.00)

	For the six months ended June 30, 2026
	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(246,884)	$(108,481)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	1,650,698	—
Allocation of net income (loss)	1,403,814	(108,481)

Denominator:
Basic and diluted weighted average shares outstanding	9,339,779	4,103,882
Basic and diluted net income (loss) per ordinary share	$0.15	$(0.03)

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO (the “Note”). The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO. As of June 30, 2026 and December 31, 2025, the Company had borrowed $170,551 and $139,726, respectively, under the Note, which is due as demanded. As of the date of these unaudited condensed financial statements, the Sponsor has not demanded repayment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on January 30, 2026, the date when the Company’s securities were first listed on NYSE, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company incurred $30,000 and $50,000 for the three and six months ended June 30, 2026, respectively. As of June 30, 2026 and December 31, 2025, the unpaid balance of administrative service fee was $50,000 and $0, respectively.

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

Note 7 — Shareholder’s Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of June 30, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of June 30, 2026 and December 31, 2025, there were 333,125 and no Class A ordinary shares issued or outstanding, respectively, excluding 11,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On June 27, 2025, the Company issued 1,437,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.017 per share. On November 25, 2025, our sponsor paid $25,000, or approximately $0.015 per share, in exchange for 1,916,667 founder shares, and subsequently 1,437,500 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On January 14, 2026, our sponsor paid $25,000, or approximately $0.0065 per share, in exchange for 3,833,333 founder shares (of which an aggregate of up to 500,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Representative), and subsequently 1,916,667 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On February 3, 2026, the Representative exercised its over-allotment option in full, hence, all 500,000 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued or outstanding.

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

Rights — As of June 30, 2026, there were 11,790,000 rights outstanding, 11,500,000 of which are publicly traded. As of December 31, 2025, there were no right outstanding. Each holder of a right will receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/5 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

	For the three months ended June 30, 2026	For the period from June 27, 2025 (inception) through June 30, 2025	For the six months ended June 30, 2026
General and administrative expenses	$261,766	$3,601	$325,581
Administrative services fee – related party	30,000	-	50,000
Loss from operations	(291,766)	(3,601)	(375,581)

Other income:
Interest income – Trust	1,023,466	-	1,650,698
Interest income – Bank	15,672	-	20,216
Total other income	1,039,138	-	1,670,914

Net income (loss)	$747,372	$(3,601)	$1,295,333

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

The following tables present information about the Company’s assets that are measured at fair value on June 30, 2026, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$116,650,698	$116,650,698	—	—

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from June 27, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest.

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

For the three months ended June 30, 2026, we had net income of $747,372, which consists of interest income from investments held in Trust Account of $1,023,466 and interest income from bank of $15,672, partially offset by operation loss of $291,766 derived from operating costs. For the period from June 27, 2025 (inception) through June 30, 2025, we had net loss of $3,601, all of which consisted of formation and operating expenses.

For the six months ended June 30, 2026, we had net income of $1,295,333, which consists of interest income from investments held in Trust Account of $1,650,698 and interest income from bank of $20,216, partially offset by operation loss of $375,581 derived from operating costs.

Liquidity and Capital Resources

Our liquidity needs prior to completion of the IPO have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. Post the completion of the IPO, our working capital needs have been satisfied by proceeds from the IPO and the Private Replacement that were not required to be deposited into the Trust Account. As of June 30, 2026 and December 31, 2025, we had borrowed $170,551 and $139,726 under the promissory note with our sponsor. As of June 30, 2026, the Sponsor has not demanded repayment.

On February 3, 2026, the Company consummated its IPO of 11,500,000 Units, which includes the full exercise of the Representative’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $115,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 290,000 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,900,000. The Private Placement Units are identical to the public Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Unit Subscription Agreement) until after the completion of the Company’s initial Business Combination. Such initial purchasers were granted certain registration rights which are governed by a registration rights agreement in connection with the purchase of the Private Placement Units. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Following the closing of the IPO on February 3, 2026, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account.

For the six months ended June 30, 2026, net cash used in operating activities was $566,294. Net income of $1,295,333 was impacted by interest earned on investments held in the Trust Account of $1,650,698. Changes in operating assets and liabilities used $210,929 of cash for operating activities.

For the six months ended June 30, 2026, net cash used in investing activities was $115,000,000 relating to investments of cash from the proceeds of the IPO.

For the six months ended June 30, 2026, net cash provided by financing activities was $117,160,280, which consisted of $115,000,000 from the proceeds of the IPO, $2,900,000 in proceeds from the sale of Private Placement Units, and $30,825 in proceeds from promissory note – related party, partially offset by $431,250 paid for underwriting commissions and $339,295 paid for offering costs.

As of June 30, 2026, we had investments held in the Trust Account of $116,650,698 (including approximately $1,650,698 of interest income) consisting of money market funds that invest in U.S. government securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,593,986. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. As of June 30, 2026, there was no Working Capital Loans outstanding.

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

The Company initially has until August 3, 2027 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the completion window, and there is no assurance that the Company’s plans to consummate a business combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty, should the Company be required to liquidate after August 3, 2027 (assuming no extensions). The management’s plan in addressing this uncertainty is through the Working Capital Loans.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

As a smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2026, the Company consummated its IPO of 11,500,000 Units, which includes the full exercise of the Representative’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive one-fifth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $115,000,000. D. Boral Capital LLC acted as sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-290905). The Securities and Exchange Commission declared the registration statement effective on January 30, 2026.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 290,000 Private Placement Units to White Pearl Group Limited, the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,900,000. The Private Placement Units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Private Placement Units are identical to the units sold in the IPO except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares, private placement units or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination within the allotted 18-month period.

The private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until the completion of the Company’s initial Business Combination, except to permitted transferees.

We paid a total of $944,669 consisting of $431,250 of underwriting commissions which were paid in cash at the closing date of the IPO, $67,312 of the Representative Shares (as defined in Note 6), and $446,107 of other offering costs.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE PEARL ACQUISITION CORP.

Date: August 12, 2026	By:	/s/ Naphat Sirimongkolkasem
	Name:	Naphat Sirimongkolkasem
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)