Form 10-Q
period 2026-09-30
White Pearl Acquisition Corp.
filed 2026-11-06
CIK 2081536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 6, 2026, 11,833,125 Class A ordinary shares and 3,833,333 Class B ordinary shares were issued and outstanding.

WHITE PEARL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 and December 31, 2025	1
Unaudited Condensed Statements of Operations For The Three and Nine Months Ended September 30, 2026 and For The Three Months Ended September 30, 2025 and For The Period From June 27, 2025 (Inception) Through September 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) For The Three and Nine Months Ended September 30, 2026 and For The Period From June 27, 2025 (Inception) Through September 30, 2025	3
Unaudited Condensed Statements of Cash Flows For The Nine Months Ended September30, 2026 and For The Period From June 27, 2025 (Inception) Through September 30, 2025	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signatures	28

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Because the Company is a blank check company, the safe harbor for forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as provided by the Private Securities Litigation Reform Act of 1995, is not available to the Company. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 30, 2026 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

WHITE PEARL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,425,090	$—
Prepaid expenses and other current assets	101,119	—
Total Current Assets	1,526,209	—

Non-current assets
Deferred offering costs	—	106,812
Investments held in Trust Account	117,716,580	—
Total Non-Current Assets	117,716,580	106,812

TOTAL ASSETS	$119,242,789	$106,812

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Other payable	$72,193	$397
Accrued administrative services fee – related party	80,000	—
Promissory note – related party	170,551	139,726
Total Current Liabilities	322,744	140,123

Total Liabilities	322,744	140,123

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 11,500,000 shares issued and outstanding subject to possible redemption as of September 30, 2026	117,716,580	—

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 333,125 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of September 30, 2026; none issued and outstanding as of December 31, 2025	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025(1)(2)	—	—
Additional paid-in capital	—	25,000
Retained earnings (Accumulated deficit)	1,203,465	(58,311)
Total Shareholders’ Equity (Deficit)	1,203,465	(33,311)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$119,242,789	$106,812

(1)	Class B ordinary shares have been retroactively restated to reflect the initial founder share repurchase from the Sponsor. On June 27, 2025, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On November 25, 2025, the Company issued 1,916,667 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,916,667 Class B ordinary shares outstanding after the repurchase. On January 14, 2026, the Company issued 3,833,333 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,916,667 initial shares from the Sponsor for $25,000, resulting in 3,833,333 Class B ordinary shares outstanding after the repurchase.
(2)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM

JUNE 27, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Three Months Ended September 30,		Nine Months Ended September 30,	Period From June 27, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative expenses	$413,106	$38,320	$738,687	$41,921
Administrative services fee – related party	30,000	—	80,000	—
Loss from operations	(443,106)	(38,320)	(818,687)	(41,921)
Other income:
Interest income – Trust	1,065,882	—	2,716,580	—
Interest income – Bank	12,604	—	32,820	—
Total other income	1,078,486	—	2,749,400	—

Net income (loss)	$635,380	$(38,320)	$1,930,713	$(41,921)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	11,500,000	—	10,067,766	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.07	$—	$0.21	$—
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares(1)(2)	4,166,458	3,833,333	4,124,970	3,833,333
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.03)	$(0.01)	$(0.06)	$(0.01)

(1)	Class B ordinary shares have been retroactively restated to reflect the initial founder share repurchase from the Sponsor. On June 27, 2025, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On November 25, 2025, the Company issued 1,916,667 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,916,667 Class B ordinary shares outstanding after the repurchase. On January 14, 2026, the Company issued 3,833,333 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,916,667 initial shares from the Sponsor for $25,000, resulting in 3,833,333 Class B ordinary shares outstanding after the repurchase.
(2)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

AND FOR THE PERIOD FROM JUNE 27, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2025	—	$—	3,833,333	$—	$25,000	$(58,311)	$(33,311)

Issuance of Public Rights, net of issuance cost	—	—	—	—	3,421,660	—	3,421,660

Allocated value of transaction costs to redeemable shares	—	—	—	—	(28,340)	—	(28,340)

Private Placement Proceeds	290,000	—	—	—	2,900,000	—	2,900,000

Issuance of Representative Shares	43,125	—	—	—	67,312	—	67,312

Accretion of carrying value to redemption value	—	—	—	—	(4,337,989)	—	(4,337,989)

Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(627,232)	—	(627,232)

Net income	—	—	—	—	—	547,961	547,961

Balance – March 31, 2026	333,125	$—	3,833,333	$—	$1,420,411	$489,650	$1,910,061

Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(1,023,466)	—	(1,023,466)

Net income	—	—	—	—	—	747,372	747,372

Balance – June 30, 2026	333,125	$—	3,833,333	$—	$396,945	$1,237,022	$1,633,967

Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(1,065,882)	—	(1,065,882)

Accretion of additional paid-in capital to retained earnings	—	—	—	—	668,937	(668,937)	—

Net income	—	—	—	—	—	635,380	635,380

Balance – September 30, 2026	333,125	$—	3,833,333	$—	$—	$1,203,465	$1,203,465

(1)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JUNE 27, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class B Ordinary Shares(1)(2)		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — June 27, 2025 (inception)	—	$—	$—	$—	$—

Founder shares issued to the sponsor	3,833,333	—	25,000	—	25,000

Net loss	—	—	—	(3,601)	(3,601)

Balance – June 30, 2025	3,833,333	$—	$25,000	$(3,601)	$21,399

Net loss	—	—	—	(38,320)	(38,320)

Balance – September 30, 2025	3,833,333	$—	$25,000	$(41,921)	$(16,921)

(1)	Class B ordinary shares have been retroactively restated to reflect the initial founder share repurchase from the Sponsor. On June 27, 2025, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On November 25, 2025, the Company issued 1,916,667 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,916,667 Class B ordinary shares outstanding after the repurchase. On January 14, 2026, the Company issued 3,833,333 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,916,667 initial shares from the Sponsor for $25,000, resulting in 3,833,333 Class B ordinary shares outstanding after the repurchase.

(2)	As a result of the underwriters’ representative’s full exercise of its over-allotment option to purchase 1,500,000 units on February 3, 2026, no shares were subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHITE PEARL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

AND FOR THE PERIOD FROM JUNE 27, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Nine Months Ended September 30,	Period From June 27, 2025 (Inception) Through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,930,713	$(41,921)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,716,580)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(101,119)	—
Other payable	71,796	320
Accrued administrative services fee – related party	80,000	—
Net cash used in operating activities	(735,190)	(41,601)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	115,000,000	—
Payment of underwriting commissions	(431,250)	—
Proceeds from sale of Private Placement Units	2,900,000	—
Payment of offering costs	(339,295)	—
Proceeds from promissory note - related party	30,825	41,601
Net cash provided by financing activities	117,160,280	41,601

Net Change in Cash	1,425,090	—
Cash – Beginning of period	—	—
Cash – End of period	$1,425,090	$—

Non-Cash investing and financing activities:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$4,337,989	$—
Fair value of Representative Shares included in deferred offering costs	$67,312	$—
Deferred offering costs paid by Sponsor in exchange for issuance of class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor under amount due to related party	$—	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$—	$8,736

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

As of September 30, 2026, the Company had not commenced any operations. All activities for the period from June 27, 2025 (inception) through September 30, 2026 relate to the Company’s formation, IPO and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of the Company’s initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is White Pearl Group Limited, a British Virgin Islands business company (the “Sponsor”).

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

The Representative, the Sponsor, officers and directors have agreed (i) to waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Representative Shares and public shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the completion window (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the completion window). If the Company submits the initial Business Combination to the public shareholders for a vote, the Representative (and its designees), the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares, private placement shares and Representative Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets; in each case less taxes payable and up to $100,000 of interest that may be released to the Company to pay liquidation and dissolution expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Going Concern Consideration

As of September 30, 2026, the Company had cash of $1,425,090 and a working capital of $1,203,464. Prior to the IPO, the Sponsor agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO (the “Note”). The Note is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. As of September 30, 2026 and December 31, 2025, the Company had borrowed $170,551 and $139,726 under the Note, which is due as demanded. Up to the date of these unaudited condensed financial statements, the Sponsor has not demanded repayment.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. They do not include all the information and notes required by GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the period from June 27, 2025 (inception) to December 31, 2025 included in the Company’s Form S-1 filing. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,425,090 and $0 of cash as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

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

During the nine months ended September 30, 2026, net proceeds of $115,000,000 from the sale of Units in the IPO were deposited into the Trust Account and interest earned from the Trust Account amounted to $2,716,580. As of September 30, 2026 and December 31, 2025, investments held in Trust Account were $117,716,580 and nil, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares subject to possible redemption classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value immediately.

Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity (deficit) in the Company’s balance sheets.

As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Subtract:
Proceeds allocated to Public Share Rights	(3,421,660)
Public shares issuance costs	(916,329)
Add:
Accretion of carrying value to redemption value	4,337,989
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	627,232
Class A ordinary shares subject to possible redemption – March 31, 2026	115,627,232
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	1,023,466
Class A ordinary shares subject to possible redemption – June 30, 2026	116,650,698
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	1,065,882
Class A ordinary shares subject to possible redemption – September 30, 2026	$117,716,580

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to examination by relevant taxing authorities in jurisdictions where it is considered to have tax obligations. Management is not aware of any tax examinations currently in progress or any unresolved tax matters that would require recognition of a material liability. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of net income per redeemable share and net loss per non-redeemable share following the two-class method of net income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed net income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed net income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed net income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the conversion of the rights is contingent upon the occurrence of future events. As of September 30, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period From June 27, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
Net income (loss)	$635,380	$(38,320)	$1,930,713	$(41,921)
Subsequent measurement for ordinary shares subject to redemption (interest earned in Trust Account)	(1,065,882)	—	(2,716,580)	—
Net loss including accretion of ordinary shares to redemption value	$(430,502)	$(38,320)	$(785,867)	$(41,921)

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(316,011)	$(114,491)	$—	$(38,320)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	1,065,882	—	—	—
Allocation of net income (loss)	749,871	(114,491)	—	(38,320)

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	4,166,458	—	3,833,333
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.03)	$—	$(0.01)

	For the Nine Months Ended September 30, 2026		For the Period from June 27, 2025 (Inception) Through September 30, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(557,463)	$(228,404)	$—	$(41,921)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	2,716,580	—	—	—
Allocation of net income (loss)	2,159,117	(228,404)	—	(41,921)

Denominator:
Basic and diluted weighted average shares outstanding	10,067,766	4,124,970	—	3,833,333
Basic and diluted net income (loss) per ordinary share	$0.21	$(0.06)	$—	$(0.01)

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

Note 5 — Related Party Transactions

Founder Shares

On June 27, 2025, the Company issued to the Sponsor 1,437,500 Class B ordinary shares with no par value (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.017 per share. On November 25, 2025, the Sponsor paid $25,000, or approximately $0.013 per share, in exchange for 1,916,667 founder shares, and subsequently 1,437,500 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On January 14, 2026, the Sponsor paid $25,000, or approximately $0.0065 per share, in exchange for 3,833,333 founder shares (of which an aggregate of up to 500,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Representative), and subsequently 1,916,667 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the Company’s initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the initial Business Combination, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO (the “Note”). The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO. As of September 30, 2026 and December 31, 2025, the Company had borrowed $170,551 and $139,726, respectively, under the Note, which is due as demanded. As of the date of these unaudited condensed financial statements, the Sponsor has not demanded repayment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on January 30, 2026, the date when the Company’s securities were first listed on NYSE, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company incurred $30,000 and $80,000 for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026 and December 31, 2025, the unpaid balance of administrative service fee was $80,000 and $0, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the Representative, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the above, the shares issued to the Representative will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company has granted the Representative a 45-day option from the date of the registration statement to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The Representative fully exercised its over-allotment option on February 3, 2026.

The Representative was paid a cash underwriting discount of $0.0375 per unit of the gross proceeds of the IPO, or $431,250 including the full exercise of its over-allotment option, upon the closing of IPO on February 3, 2026.

Representative’s Shares

The Company also issued 43,125 Class A ordinary shares (including full exercise of the over-allotment option) to the Representative upon the consummation of the IPO. These shares are being registered in the registration statement of which the IPO forms a part. The Representative has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, the Representative has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the completion window.

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

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of September 30, 2026 and December 31, 2025, there were 333,125 and no Class A ordinary shares issued or outstanding, respectively, excluding 11,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On June 27, 2025, the Company issued 1,437,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.017 per share. On November 25, 2025, our sponsor paid $25,000, or approximately $0.013 per share, in exchange for 1,916,667 founder shares, and subsequently 1,437,500 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On January 14, 2026, our sponsor paid $25,000, or approximately $0.0065 per share, in exchange for 3,833,333 founder shares (of which an aggregate of up to 500,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Representative), and subsequently 1,916,667 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On February 3, 2026, the Representative exercised its over-allotment option in full, hence, all 500,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued or outstanding.

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

Rights — As of September 30, 2026, there were 11,790,000 rights outstanding, 11,500,000 of which are publicly traded. As of December 31, 2025, there were no rights outstanding. Each holder of a right will receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/5 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Islands law. As a result, holders must hold rights in multiples of 5 in order to receive shares for all of the investors’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

	For the three months ended September 30,		For the three months ended September 30,	For the period from June 27, 2025 (inception) through September 30,
	2026	2025	2026	2025
General and administrative expenses	$413,106	$38,320	$738,687	$41,921
Administrative services fee – related party	30,000	—	80,000	—
Loss from operations	(443,106)	(38,320)	(818,687)	(41,921)

Other income:
Interest income – Trust	1,065,882	—	2,716,580	—
Interest income – Bank	12,604	—	32,820	—
Total other income	1,078,486	—	2,749,400	—

Net income (loss)	$635,380	$(38,320)	$1,930,713	$(41,921)

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

The following tables present information about the Company’s assets that are measured at fair value on September 30, 2026, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$117,716,580	$117,716,580	—	—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. As a blank check company, we are not entitled to rely on the safe harbor for forward-looking statements under Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Prospectus. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from June 27, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest.

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

For the three months ended September 30, 2026, we had net income of $635,380, which consists of interest income from investments held in Trust Account of $1,065,882 and interest income from bank of $12,604, partially offset by operating loss of $443,106 derived from operating costs. For the three months ended September 30, 2025, we had net loss of $38,320, all of which consisted of formation and operating expenses.

For the nine months ended September 30, 2026, we had net income of $1,930,713, which consists of interest income from investments held in Trust Account of $2,716,580 and interest income from bank of $32,820, partially offset by operating loss of $818,687 derived from operating costs. For the period from June 27, 2025 (inception) through September 30, 2025, we had net loss of $41,921, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

Our liquidity needs prior to completion of the IPO have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. Post the completion of the IPO, our working capital needs have been satisfied by proceeds from the IPO and the Private Placement that were not required to be deposited into the Trust Account. As of September 30, 2026 and December 31, 2025, we had borrowed $170,551 and $139,726 under the promissory note with our sponsor. As of September 30, 2026, the Sponsor has not demanded repayment.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $735,190. Net income of $1,930,713 was impacted by interest earned on investments held in the Trust Account of $2,716,580. Changes in operating assets and liabilities provided $50,677 of cash for operating activities.

For the nine months ended September 30, 2026, net cash used in investing activities was $115,000,000 relating to investments of cash from the proceeds of the IPO.

For the nine months ended September 30, 2026, net cash provided by financing activities was $117,160,280, which consisted of $115,000,000 from the proceeds of the IPO, $2,900,000 in proceeds from the sale of Private Placement Units, and $30,825 in proceeds from promissory note – related party, partially offset by $431,250 paid for underwriting commissions and $339,295 paid for offering costs.

As of September 30, 2026, we had investments held in the Trust Account of $117,716,580 (including approximately $2,716,580 of interest income) consisting of money market funds that invest in U.S. government securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,425,090. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such Working Capital Loan may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. As of September 30, 2026, there was no Working Capital Loan outstanding.

We have incurred and expect to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

The Company initially has until August 3, 2027 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the completion window, and there is no assurance that the Company’s plans to consummate a business combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty, should the Company be required to liquidate after August 3, 2027 (assuming no extensions). The management’s plan in addressing this uncertainty is through the Working Capital Loan.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

We prepare our unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting policies and estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level.

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

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 290,000 Private Placement Units to White Pearl Group Limited, the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,900,000. The Private Placement Units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Private Placement Units are identical to the units sold in the IPO except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares, private placement units or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination within the allotted 18-month period.

The private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until the completion of the Company’s initial Business Combination, except to permitted transferees.

We paid a total of $944,669 in transaction costs, consisting of $431,250 of underwriting commissions which were paid in cash at the closing date of the IPO, $67,312 of the Representative Shares (as defined in Note 6), and $446,107 of other offering costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

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

WHITE PEARL ACQUISITION CORP.

Date: November 6, 2026	By:	/s/ Naphat Sirimongkolkasem
	Name:	Naphat Sirimongkolkasem
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)